Form 10-Q/A
period 2021-03-31
Jack Creek Investment Corp.
filed 2021-06-16
CIK 1822312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(212) 710-5060

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	JCICU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	JCIC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	JCICW	The Nasdaq Stock Market LLC

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

Explanatory Note for Amendment No. 1:

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Jack Creek Investment Corp. (the “Company”) for the period ended March 31, 2021 is filed solely to furnish the XBRL presentation not filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 24, 2021 (the “Original Filing”). No other changes, revisions or updates were made to the Original Filing.

Item 6.	Exhibits

The following exhibits are filed as part of this Amendment No. 1 to the Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK CREEK INVESTMENT CORP.

Date: June 15, 2021	By:	/s/ Robert F. Savage
	Name:	Robert F. Savage
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 15, 2021	By:	/s/ Lauren Ores
	Name:	Lauren Ores
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)