Form 10-Q
period 2021-06-30
Jack Creek Investment Corp.
filed 2021-08-09
CIK 1822312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of
August
9, 2021
, there were
34,500,000
Cl
ass A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JACK CREEK INVESTMENT CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
JACK CREEK INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	June 3 0 , 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$330,219	$—
Prepaid expenses	894,460	—
Total Current Assets	1,224,679	—
Deferred offering costs	—	481,509
Marketable securit i es held in Trust Account	345,057,366	—

TOTAL ASSETS	$346,282,045	$481,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$645,262	$11,565
Accrued offering costs	—	347,478
Promissory note – related party	—	114,031

Total current liabilities	645,262	473,074

Warrant liabilities	21,604,616	—
Deferred underwriting fee payable	12,075,000	—

TOTAL LIABILITIES	34,324,878	473,074

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 30,695,716 shares and -0- at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	306,957,160	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,804,284 shares and -0- issued and outstanding (excluding 30,695,716 and -0- shares subject to possible redemption) at June 30, 2021 and December 3 1 , 2020, respectively	380	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Retained Earnings / (Accumulated D eficit)	4,998,764	(16,565)

Total Shareholders’ Equity	5,000,007	8,435

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$346,282,045	$481,509

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating and formation costs	$764,329	$2,611,875

Loss from operations	(764,329)	(2,611,875)

Other income:
Change in fair value of warrant liabilities	(7,480,116)	15,203,384
Loss on initial issuance of private placement warrants	—	(3,948,000)
Interest earned on marketable securities held in Trust Account	27,425	57,366

Other income (loss) , net	(7,452,691)	11,312,750

Net income (loss)	$(8,217,020)	$8,700,875

Weighted average shares outstanding, Class A redeemable ordinary shares	34,500,000	34,500,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$—	$—

Weighted average shares outstanding, Class B non-redeemable ordinary shares -Basic	8,625,000	8,463,398

Basic net income (loss) per share, Class B non-redeemable ordinary shares	$(0.96)	$1.02

Weighted average shares outstanding, Class B non-redeemable ordinary shares-Diluted	8,625,000	8,625,000

Diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.96)	$1.00
The accompanying notes are an integral part
o
f the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(16,565)	$8,435
Sale of 34,500,000 Units, net of underwriting discounts and offering costs	34,500,000	3,450	—	—	303,244,407	—	303,247,857
Class A ordinary shares subject to possible redemption	(31,517,418)	(3,152)	—	—	(303,268,544)	(11,902,483)	(315,174,179)
Net Income	—	—	—	—	—	16,917,895	16,917,895

Balance – March 31, 2021 ( unaudited)	2,982,582	$298	8,625,000	$863	$—	$4,998,847	$5,000,008
Class A ordinary shares subject to possible redemption	821,702	82	—	—	—	8,216,937	8,217,019
Net Loss	—	—		—	—	(8,217,020)	(8,217,020)
Balance – June 30, 2021 (unaudited)	3,804,284	$380	8,625,000	$863	$—	$4,998,764	$5,000,007
The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$8,700,875
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(57,366)
Change in fair value of warrant liabilities	(15,203,384)
Loss on initial issuance of private placement warrants	3,948,000
Transaction costs associated with sale of warrants in IPO	1,360,701
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(894,460)
Accrued expenses	633,697

Net cash used in operating activities	(1,511,937)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	9,400,000
Repayment of promissory note – related party	(114,031)
Payment of offering costs	(543,813)

Net cash provided by financing activities	346,842,156

Net Change in Cash	330,219
Cash – Beginning of period	—

Cash – End of period	$330,219

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$12,075,000

Initial classification of Class A ordinary shares subject to possible redemption	$292,947,560

Change in value of Class A ordinary shares subject to possible redemption	$14,009,600

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
The Company is not limited to a particular industry or sector for pu
r
poses of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to JCIC Sponsor LLC (the “Sponsor”), generating gross proceeds of $9,400,000, which is described in Note 4.
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
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
The Sponsor and each member of the Company’s management team have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
Liquidity and Capital Resources
As of June 30, 2020, the Company had $330,219 in its operating bank account, $345,057,366 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A ordinary shares in connection therewith and working capital of $579,417. As of June 30, 2020, approximately $57,366 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this report.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete p
r
esentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating result
s
 and cash flows for the periods pr
e
sented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 25, 2021, as well as the Company’s Quarterly Report on Form 10Q, as filed with the SEC on May 24, 2021, which includes the restatement of the Company’s 8K filed on February 1, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
JUNE 30, 2021
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Offering Costs
The Company complies with the requirement of Accounting Standards Codification (“ASC”) 340-10-S99-1. Offering costs consisted of legal, accounting
,
and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

A total of $19,652,845 in offering costs were incurred. Of these offering costs $18,292,144 were related to the Initial Public Offering and charged to stockholders’ equity. Offering costs allocable to Public Warrants and Private Placement Warrants were $1,335,171 and $25,530, respectively, and expensed at the date of Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021,
30,695,716
Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Warrant Liabilities
The Company accounts for the warrants in accordance with the guidance contained in ASC
815-40
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The Public Warrants (as defined in Note 3) for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants are valued using the Black Scholes Option Pricing Model as of the Initial Public Offering and the Binomial Lattice Model as of June 30, 2021.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that that total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) per Ordinary Share
Net income per share is computed by dividing net income by t
h
e weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s condensed statement of operations includes a p
r
esentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income per share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income
e
arned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per share, basic and diluted, for Class A and Class B non-redeemable
ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the period. Class A and Class B non-redeemable
ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$27,425	$57,366
Redeemable Net Earnings	$27,425	$57,366
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	34,500,000	34,500,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$—	$—
Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) minus Redeemable Net Earnings
Net income (loss)	$(8,217,020)	$8,700,875
Less: Redeemable Net Earnings	(27,425)	(57,366)
Non-Redeemable Net Earnings	$(8,244,445)	$8,643,509
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basi c	8,625,000	8,463,398
Earnings/Basic Non-Redeemable Class B Ordinary Shares	$(0.96)	$1.02
Non-Redeemable Class B Ordinary Shares, Diluted	8,625,000	8,625,000
Earnings/Diluted Non-Redeemable Class B Ordinary Shares	$(0.96)	$1.00

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)
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
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40)
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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 6).

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,400,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.42 per share of the Private Placement Warrants and the purchase of $1.00 per share, the Company recorded a charge of $3,948,000 as of the date of the Private Placement which is included in the condensed statement of operations for the six months ended June 30, 2021.
NOTE 5. RELATED PARTY TRANSACTIONS
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
Administrative Services Agreement
Commencing on January
21
,
2021
, the Company entered into an ag
r
eement pursuant to which it will pay an affiliate of the Sponsor up to $
10,000
per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three
and
six
months ended June
30
,
2021
, the Company incurred $
30,000
and $
53,226
, respectively, in fees for thes
e
 services, of which $
10,000
is included in accrued expenses in the accompanying condensed balance sheet as of J
une 30, 2021
.
Promissory Note – Related Party
On August
24
,
2020
, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $
300,000
. The Promissory Note was
non-interest
bearing and payable on the earlier of (i)
March 31, 2021
and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note
o
f
 $
114,031
 was repaid on
January 25, 2021
.

The Company is unable to borrow any future amounts against this note.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no
proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no
written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $
1,500,000
of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $
1.00
per warrant. The warrants would be identical to the Private Placement Warrants. As of June
30
,
2021
and December
31
,
2020
, the Company had
no
outstanding borrowings under the Working Capital Loans.
NOTE 6. COMMITMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preference Shares
–
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
– The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 3,804,284 Class A ordinary shares issued and outstanding, excluding 30,695,716 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Class
 B Ordinary Shares
– The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.
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
NOTE 8. WARRANTS
As of June
30
,
2021
, there are
17,250,000
Public Warrants outstanding and
9,400,000
Private Placement Warrants outstanding. There were
no
warrants outstanding as of December
31
,
2020
. Public Warrants may only be exercised for a whole number of shares.
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to t
h
e Private Placement Warrants):

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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)
If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company are unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be dete
r
mined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares
i
ssuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments – Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At June 30, 2021, assets held in the Trust Account were comprised of $345,057,366 in money market funds invested in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)
The
following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Money m arket fund	$345,057,366	$345,057,366	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$13,977,675	$13,977,675	$—	$—
Warrant Liability – Private Placement Warrants	$7,626,941	$—	$—	$7,626,941
The warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying condensed balance sheet as of June 30, 2021. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.
The Private Placement Warrants were valued using the Black Scholes Option Pricing Model as of January 26, 2021 and the Binomial Lattice Model as of June 30, 2021, both of which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.
The Binomial Lattice Model was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The public warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs and are classified as Level 1 as of June 30, 2021.
The following table presents the quantitative information regarding Level 3 fair value measurements:

	At June 30, 2021	Initial Measurement at January 26, 2021

Stock price	$9.63	$9.32
Strike price	$11.50	$11.50
Term (in years)	4.76	5.00
Volatility	15.9%	25.0%
Risk-free rate	0.82%	0.45%
Fair value of Private Placement Warrants	$0.81	$1.42
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 26, 2021	13,348,000	23,460,000	36,808,000
Change in valuation inputs or other assumptions	(8,366,000)	(14,317,500)	(22,683,500)
Transfer to Level 1	—	(9,142,500)	(9,142,500)

Fair value as of March 31, 2021	4,982,000	—	4,982,000
Change in valuation inputs or other assumptions	2,644,941	—	2,644,941

Fair value as of June 30, 2021	$7,626,941	$—	$7,626,941

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $9,142,500.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and t
r
ansactions th
a
t occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 18, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $8,217,020, which consists of the change in fair value of warrants of $7,480,116 and interest income on marketable securities held in the Trust Account of $27,425 offset by operating costs of $764,329.
For the six months ended June 30, 2021, we had a net income of $8,700,875, which consists of the change in fair value of warrants of $15,203,384 and interest income on marketable securities held in the Trust Account of $57,366 offset by operating costs of $2,611,875 and the loss on initial issuance of private warrants of $3,948,000. The operating costs included $1,360,701 of offering costs related to the warrant liabilities.
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
For the six months ended June 30, 2021, cash used in operating activities was $1,511,937. Net income of $8,700,875 was affected by interest earned on marketable securities held in the Trust Account of $57,366, the change in the fair value of the warrant liability of $15,203,384, loss on initial issuance of private warrants of $3,948,000 and transaction costs associated with the warrants issued at the Initial Public Offering of $1,360,701. Changes in the operating assets and liabilities used $260,763 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $345,057,366 (including approximately $57,000 of interest income and realized gains) consisting of money market funds invested in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $330,219. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
We will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this report.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
The Company accounts for the warrants in accordance with the guidance contained in ASC
815-40
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model as of the Initial Public Offering and the Binomial Lattice Model as of June 30, 2021.

Net Income (Loss) Per Ordinary Share
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
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting relating to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described below. In light of the restatement of our previously issued financial statement as of January 26, 2021, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As of June 30, 2021, our material weakness has not been fully remediated.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our final prospectus for our Initial Public Offering filed with the SEC on January 25, 2021, other than the risk factors described below which were previously disclosed in our Quarterly Report for the quarterly period ended March 31, 2021 filed on Form 10-Q with the SEC on May 24, 2021.

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
As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Form
10-Q
are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification
815-40,
“Derivatives and Hedging – Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,400,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021).

4.1	Warrant Agreement, dated January 26, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101**	The following financial information from the Company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK CREEK INVESTMENT CORP.

Dat e: August 9, 2021	By:	/s/ Robert F. Savage
	Name:	Robert F. Savage
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dat e: August 9, 2021	By:	/s/ Lauren Ores
	Name:	Lauren Ores
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)