Form 10-Q
period 2021-09-30
Jack Creek Investment Corp.
filed 2021-11-08
CIK 1822312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
(212)710-5060
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
.
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
.
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of November
8
, 2021, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JACK CREEK INVESTMENT CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Interim Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the Three and Nine months Ended September 30, 2021 and for the period from August 18, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and for the period from August 18, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from August 18, 2020 (Inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19
Part III. Signatures	20

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
JACK CREEK INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$250,101	$—
Prepaid expenses	658,409	—

Total current assets	908,510	—
Deferred offering costs	—	481,509
Cash and Investments held in Trust Account	345,061,806	—

TOTAL ASSETS	$345,970,316	$481,509

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$753,151	$11,565
Accrued offering costs	—	347,478
Promissory note – related party	—	114,031

Total current liabilities	753,151	473,074

Warrant liabilities	16,265,900	—
Deferred underwriting fee payable	12,075,000	—

TOTAL LIABILITIES	29,094,051	473,074

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 34,500,000 shares at $ 10.00 per share redemption value at September 30, 2021.	345,000,000	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; excluding 34,500,000 shares subject to possible redemption at September 30, 2021.	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(28,124,598)	(16,565)

Total Shareholders’ Equity (Deficit)	(28,123,735)	8,435

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$345,970,316	$481,509

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 18, 2020 (Inception) Through September 30, 2020
Operating and formation costs	$424,058	$3,035,933	$12,436

Loss from operations	(424,058)	(3,035,933)	(12,436)
Other income:			—
Change in fair value of warrant liabilities	5,338,716	20,542,100	—
Loss on initial issuance of private placement warrants	—	(3,948,000)	—
Interest earned on investments held in Trust Account	4,440	61,806	—

Total other income, net	5,343,156	16,655,906	—

Net income (loss)	$4,919,098	$13,619,973	$(12,436)

Weighted average shares outstanding, Class A ordinary shares	34,500,000	31,329,044	—

Basic and diluted net income per share, Class A	$0.11	$0.34	$—

Weighted average shares outstanding, Class B ordinary shares	8,625,000	8,517,857	7,500,000

Basic and diluted net income per share, Class B	$0.11	$0.34	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance – January 1, 2021	8,625,000	$863	$24,137	$(16,565)	$8,435
Accretion for Class A ordinary shares to redemption amount	—	—	(24,137)	(41,728,006)	(41,752,143)
Net Income	—	—	—	16,917,895	16,917,895

Balance – March 31, 2021 (unaudited)	8,625,000	$863	$—	$(24,826,676)	$(24,825,813)
Net Loss	—	—	—	(8,217,020)	(8,217,020)

Balance – June 30, 2021 (unaudited)	8,625,000	$863	$—	$(33,043,696)	$(33,042,833)
Net Income	—	—	—	4,919,098	4,919,098

Balance – September 30, 2021 (unaudited)	8,625,000	$863	$—	$(28,124,598)	$(28,123,735)

FOR THE PERIOD FROM AUGUST 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance – August 18, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(12,436)	(12,436)

Balance – September 30, 2021 (unaudited)	8,625,000	$863	$24,137	$(12,436)	$12,564

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30,	For the Period from August 18, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$13,619,973	$(12,436)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation and operating costs through issuance of Class B ordinary shares	—	5,000
Interest earned on investments held in Trust Account	(61,806)	—
Change in fair value of warrant liabilities	(20,542,100)	—
Loss on initial issuance of private placement warrants	3,948,000	—
Transaction costs associated with sale of warrants in IPO	1,360,701	—
Changes in operating assets and liabilities:
Prepaid expenses	(658,409)	—
Accounts payable and accrued expenses	741,586	7,436

Net cash used in operating activities	(1,592,055)	—

Cash Flows from Investing Activities:		—
Investment of cash in Trust Account	(345,000,000)	—

Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000	—
Proceeds from sale of Private Placement Warrants	9,400,000	—
Repayment of promissory note – related party	(114,031)	—
Payment of offering costs	(543,813)	—

Net cash provided by financing activities	346,842,156	—

Net Change in Cash	250,101	—
Cash – Beginning of period	—	—

Cash – End of period	$250,101	$—

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$12,075,000	$—

Initial classification of Class A ordinary shares subject to possible redemption	$345,000,000	$—

Deferred offering costs included in accrued offering costs	$—	$236,886

Deferred offering costs paid through promissory note - related party	$—	$102,031

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on January 26, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under
Rule 2a-7of
the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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
SEPTEMBER 30, 2021
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $250,101 in its operating bank account, $345,061,806 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A ordinary shares in connection therewith and working capital of $155,359. As of September 30, 2021, approximately $61,800 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company has previously classified a portion of its Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $
5,000,001
.

Upon re-evaluation, the Company determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets threshold. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form
10-Q’s
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table:

Balance Sheet as of January 26, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$292,947,560	$52,052,440	$345,000,000
Class A ordinary shares	$521	$(521)	$—
Additional paid-in capital	$10,323,912	$(10,323,912)	$—
Accumulated deficit	$(5,325,286)	$(41,728,007)	$(47,053,293)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(52,052,440)	$(47,052,430)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 25, 2021, as well as the Company’s Quarterly Report on Form 10Q, as filed with the SEC on May 24, 2021, which includes the restatement of the Company’s 8K filed on February 1, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
SEPTEMBER 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. A total of $
19,652,845
in offering costs were incurred. Of these offering costs $
18,292,144
were related to the Initial Public Offering and charged to shareholders’ equity. Offering costs allocable to Public Warrants and Private Placement Warrants were $
1,335,171
and $
25,530
, respectively, and expensed at the date of Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, the 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(23,460,000)
Class A ordinary shares issuance costs	(18,292,143)
Plus:
Accretion of carrying value to redemption value	41,752,143

Class A ordinary shares subject to possible redemption	$345,000,000

Warrant Liabilities
The Company accounts for the warrants in accordance with the guidance contained in ASC
815-40
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each bal
a
nce sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The Public Warrants (as defined in Note 4) for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants are valued using the Black Scholes Option Pricing Model as of the Initial Public Offering and based on the observed price for Public Warrants as of September 30, 2021.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average n
u
mber of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 18, 2020 (Inception)Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$3,935,278	$983,820	$10,708,505	$2,911,468	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	31,329,044	8,517,857	—	7,500,000
Basic and diluted net loss per ordinary share	$0.11	$0.11	$0.34	$0.34	$—	$—

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (Note 10).
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,400,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.42 per share of the Private Placement Warrants and the purchase of $1.00 per share, the Company recorded a charge of $3,948,000 as of the date of the Private Placement which is included in the condensed statement of operations for the nine months ended September 30, 2021.
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
Administrative Services Agreement
Commencing on January 21,

2021, the Company entered into an agreement pursuant to which it will pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30,2021, the Company incurred $30,000 and $83,226, respectively, in fees for these services, of which $10,000 is included in accrued expenses in the accompanying condensed balance sheet as of September 30, 2021.
Promissory Note – Related Party
On August 24, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) March 31, 2021and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $114,031 was repaid on January 25, 2021. The Company is unable to borrow any future amounts against this note.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30,

2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
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
NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
NOTE 9. SHAREHOLDERS’ EQUITY
Preference Shares
–
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
– The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.
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
NOTE 10. WARRANTS
As of September 30, 2021, there are 17,250,000 Public Warrants outstanding and 9,400,000 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31,

2020. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Cla
s
s A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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
NOTE 11. FAIR VALUE MEASUREMENTS
At September 30, 2021, assets held in the Trust Account were comprised of $345,061,806 in money market funds invested in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	$345,061,806	$345,061,806
Liabilities:
Warrant Liability – Public Warrants	$10,539,750	$10,539,750	$—	$—
Warrant Liability – Private Placement Warrants	$5,743,400	$—	$5,743,400	$—
The warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying condensed balance sheet as of September 30, 2021. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Private Placement Warrants were valued using the Black Scholes Option Pricing Model as of January 26, 2021. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pri
c
ing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. At September 30, 2021 the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.
The Binomial Lattice Model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs and are classified as Level 1 as of September 30, 2021.
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 26, 2021	13,348,000	23,460,000	36,808,000
Change in valuation inputs or other assumptions	(8,366,000)	(14,317,500)	(22,683,500)
Transfer to Level 1	—	(9,142,500)	(9,142,500)

Fair value as of March 31, 2021	4,982,000	—	4,982,000
Change in fair value	2,644,941	—	2,644,941

Fair value as of June 30, 2021	$7,626,941	$—	$7,626,941
Change in fair value	(1,883,541)	—	(1,883,541)
Transfer to Level 2	(5,743,400)	—	(5,743,400)

Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $9,142,500. The estimated value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the nine months ended September 30, 2021 was $5,743,400.
NOTE 12. SUBSEQUENT EVENTS
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 18, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $4,919,098, which consists of the change in fair value of warrants of $5,338,716 and interest income on marketable securities held in the Trust Account of $4,440 offset by operating costs of $424,058.
For the nine months ended September 30, 2021, we had a net income of $13,619,973, which consists of the change in fair value of warrants of $20,542,100 and interest income on marketable securities held in the Trust Account of $61,806 offset by operating costs of $3,035,933 and the loss on initial issuance of private warrants of $3,948,000. The operating costs included $1,360,701 of offering costs related to the warrant liabilities.
For the period from August 18, 2020 (inception) through September 30, 2020, we had a net loss of $12,436, which consists of operating costs.
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
For the nine months ended September 30, 2021, cash used in operating activities was $1,592,055. Net income of $13,619,973 was affected by interest earned on marketable securities held in the Trust Account of $61,806, the change in the fair value of the warrant liability of $20,542,100, loss on initial issuance of private warrants of $3,948,000 and transaction costs associated with the warrants issued at the Initial Public Offering of $1,360,701. Changes in the operating assets and liabilities provided $83,177 of cash for operating activities.
As of September 30, 2021, we had marketable securities held in the Trust Account of $345,061,806 (including approximately $62,000 of interest income and realized gains) consisting of money market funds invested in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $250,101. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
We will need to raise additional capital through loans or additional investments from our initial shareholders, officers or directors. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this report.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, the 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.
Warrant Liabilities
We account for the warrants in accordance with the guidance contained in ASC
815-40
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model as of the Initial Public Offering and based on the observed price for Public Warrants as of September 30, 2021.

Net Income (Loss) Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our final prospectus for our Initial Public Offering filed with the SEC on January 25, 2021, other than the risk factors described below which were previously disclosed in our Quarterly Report for the quarterly period ended March 31, 2021 and June 30, 2021 filed on Form
10-Q
with the SEC on May 24, 2021 and August 9, 2021, respectively.
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
As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 26, 2021, we consummated the Initial Public Offering of 34,500,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $345,000,000. The securities in the offering were registered under the Securities Act on registration statement on
FormS-1
(No.333-252313).The
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

Exhibit No.	Description of Exhibits

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101**	The following financial information from the Company’s Quarterly Report on Form10-Qfor the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK CREEK INVESTMENT CORP.

Date: November 8, 2021	By:	/s/ Robert F. Savage
	Name:	Robert F. Savage
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Lauren Ores
	Name:	Lauren Ores
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)