Form 10-Q/A
period 2021-09-30
Jack Creek Investment Corp.
filed 2022-01-07
CIK 1822312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
FORM

10-Q/A

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:001-39602

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined inRule12b-2ofthe Exchange Act
).    Yes  ☒    No  ☐
As of January 7, 2022, there were
 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JACK CREEK INVESTMENT CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Interim Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the Three and Nine months Ended September 30, 2021 and for the period from August 18, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and for the period from August 18, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from August 18, 2020 (Inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

EXPLANATORY NOTE
Restatement of Interim Condensed Financial Statements
Jack Creek Investment Corp. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q/A
(the “Amended Quarterly Report”) to amend its Quarterly Report on Form
10-Q
for the period ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”), on November 8, 2021 (the “Original Quarterly Report”) to restate its unaudited interim condensed financial statements for the following periods: (x) as of and for the three months ended March 31, 2021, (y) as of and for the six months ended June 30, 2021 and (z) as of and for the nine months ended September 30, 2021 (clauses (x), (y) and (z) collectively, the “Affected Periods”), in order to account for a change in the accounting treatment for Class A Ordinary Shares subject to possible redemption. In connection with the change in presentation for the Class A Ordinary Shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to Class A and Class B Ordinary Shares. The presentation contemplates a Business Combination as the most likely outcome, in which case, both the Class A Ordinary Shares and the Class B Ordinary Shares share pro rata in the income (loss) of the Company. For a discussion of the restatement and the impact on the unaudited interim condensed financial statements, see Note 2 of Notes to Condensed Financial Statements included in Part I, Item 1 – Interim Condensed Financial Statements.
Following the filing of the Original Quarterly Report, the Company’s management, together with the Audit Committee met on November 30, 2021 to re-evaluate the materiality of the reclassification and whether the reclassification adjustment related to temporary equity and permanent equity should be restated as of the Initial Public Offering date and the next two subsequent reporting periods.
On December 3, 2021, the Company filed a report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report, as well as the Form 8-K for the Post-Initial Public Offering Audited Balance Sheet as of January 26, 2021 filed on February 1, 2021, the Form
10-Q
for the period ended March 31, 2021 filed on May 24, 2021 and the Form
10-Q
for the period ended June 30, 2021 filed on August 9, 2021.
Disclosure Controls and Procedures
Management reassessed its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021, and concluded that, due to the events that led to the Company’s restatement of its unaudited interim condensed financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, as described in Note 2 to the unaudited interim condensed financial statements, a material weakness existed and the Company’s disclosure controls and procedures were not effective. For a description of the material weakness identified by management and management’s plan to remediate the material weakness, see Part I, Item 4 – Controls and Procedures.
This Amended Quarterly Report on Form 10-Q/A reflects amendments to the following items:

•	Part I, Item 1 – Financial Statements

•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4 – Controls and Procedures

•	Part II, Item 1A – Risk Factors
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amended Report pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
JACK CREEK INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$250,101	$—
Prepaid expenses	658,409	—

Total current assets	908,510	—
Deferred offering costs	—	481,509
Cash and Investments held in Trust Account	345,061,806	—

TOTAL ASSETS	$345,970,316	$481,509

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$753,151	$11,565
Accrued offering costs	—	347,478
Promissory note – related party	—	114,031

Total current liabilities	753,151	473,074

Warrant liabilities	16,265,900	—
Deferred underwriting fee payable	12,075,000	—

TOTAL LIABILITIES	29,094,051	473,074

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $ 10.00 per share redemption value at September 30, 2021 and none issued or outstanding as of December 31, 2020	345,000,000	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; excluding 34,500,000 shares subject to possible redemption at September 30, 2021 and none issued or outstanding at December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(28,124,598)	(16,565)

Total Shareholders’ Equity (Deficit)	(28,123,735)	8,435

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$345,970,316	$481,509

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

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance – January 1, 2021	8,625,000	$863	$24,137	$(16,565)	$8,435
Accretion for Class A ordinary shares to redemption amount	—	—	(24,137)	(41,728,006)	(41,752,143)
Net Income	—	—	—	16,917,895	16,917,895

Balance – March 31, 2021 ( unaudited), as restated	8,625,000	$863	$—	$(24,826,676)	$(24,825,813)
Net Loss	—	—	—	(8,217,020)	(8,217,020)

Balance – June 30, 2021 ( unaudited), as restated	8,625,000	$863	$—	$(33,043,696)	$(33,042,833)
Net Income	—	—	—	4,919,098	4,919,098

Balance – September 30, 2021 (unaudited)	8,625,000	$863	$—	$(28,124,598)	$(28,123,735)

FOR THE PERIOD FROM AUGUST 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount

Balance – August 18, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(12,436)	(12,436)

Balance – September 30, 2021 (unaudited)	8,625,000	$863	$24,137	$(12,436)	$12,564

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
Following the closing of the Initial Public Offering on January 26, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under
Rule 2a-7ofthe
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER

30, 2021
(UNAUDITED)
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED

FINANCIAL

STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph
10-S99,
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
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Form
10-Q’s
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per Ordinary share calculation to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
The restatement does not have an impact on the Company’s total assets, liabilities, operating results, cash position, or cash held in the trust account.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$315,174,179	$29,825,821	$345,000,000
Class A ordinary shares	$298	$(298)	$—
Additional paid-in capital	$—	$—	$—
Retained earnings / (Accumulated deficit)	$4,998,847	$(29,825,523)	$(24,826,676)
Total shareholders’ equity (deficit)	$5,000,008	$(29,825,821)	$(24,825,813)
Number of shares subject to redemption	31,517,418	2,982,582	34,500,000
Condensed Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$306,957,160	$38,042,840	$345,000,000
Class A ordinary shares	$380	$(380)	$—
Additional paid-in capital	$—	$—	$—
Retained earnings / (Accumulated deficit)	$4,998,764	$(38,042,460)	$(33,043,696)
Total shareholders’ equity (deficit)	$5,000,007	$(38,042,840)	$(33,042,833)
Number of shares subject to redemption	30,695,716	3,804,284	34,500,000
Condensed Statement of Changes in Shareholders’ Equity (Deficit) as of March 31, 2021 (unaudited)
Sale of 34,500,000 Units, net of underwriting discounts and offering expenses	$303,247,857	$(303,247,857)	$—
Class A ordinary shares subject to redemption	$(315,174,179)	$315,174,179	$—
Accretion for Class A ordinary shares to redemption amount	$—	$(41,752,143)	$(41,752,143)
Condensed Statement of Changes in Shareholders’ Equity (Deficit) as of June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to redemption	$8,217,019	$(8,217,019)	$—
Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$292,947,562	$52,052,440	$345,000,000
Change in value of Class A ordinary shares subject to possible redemption	$22,226,619	$(22,226,619)	$—
Statement of Cash Flows for the Three Months Ended June 30, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$292,947,560	$52,052,440	$345,000,000
Change in value of Class A ordinary shares subject to possible redemption	$14,009,600	$(14,009,600)	$—
Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	34,500,000	(9,966,667)	24,533,333
Basic and diluted net income per share, Class A ordinary shares	$—	$0.52	$0.52
Weighted average shares outstanding, Class B ordinary shares	8,300,000	—	8,300,000
Basic and diluted net loss per share, Class B ordinary shares	$2.03	$(1.51)	$0.52
Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	34,500,000	—	34,500,000
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.19)	$(0.19)
Weighted average shares outstanding, Class B ordinary shares	—	8,625,000	8,625,000
Basic and diluted net loss per share, Class B ordinary shares	$—	$(0.19)	$(0.19)
Non-Redeemable Class B Ordinary Shares, Basic	8,625,000	(8,625,000)	—
Earnings/Basic Non-Redeemable Class B Ordinary Shares	$(0.96)	$0.96	$—
Non-Redeemable Class B Ordinary Shares, Diluted	8,625,000	8,625,000	—
Earnings/Diluted Non-Redeemable Class B Ordinary Shares	$(0.96)	$0.96	$—
Statement of Operation for The Period from January 13, 2021 (Inception) Through June 30, 2021
Weighted average shares outstanding, Class A ordinary shares	34,500,000	(4,955,801)	29,544,199
Basic and diluted net income per share, Class A ordinary shares	$—	$0.23	$0.23
Weighted average shares outstanding, Class B ordinary shares	—	8,463,398	8,463,398
Basic and diluted net loss per share, Class B ordinary shares	$—	$0.23	$0.23
Non-Redeemable Class B Ordinary Shares, Basic	8,463,398	(8,463,398)	—
Earnings/Basic Non-Redeemable Class B Ordinary Shares	$1.02	$(1.02)	$—
Non-Redeemable Class B Ordinary Shares, Diluted	8,625,000	(8,625,000)	—
Earnings/Diluted Non-Redeemable Class B Ordinary Shares	$1.00	$(1.00)	$—

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

Warrant Liabilities
The Company accounts for the warrants in accordance with the guidance contained in ASC815-40under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The Public Warrants (as defined in Note 4) for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants are valued using the Black Scholes Option Pricing Model as of the Initial Public Offering and based on the observed price for Public Warrants as of September 30, 2021.

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

1
2

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
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)2020-06,
Debt – Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity
(Subtopic815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments. ASU2020-06eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU2020-06amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU2020-06is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU2020-06would have on its financial position, results of operations or cash flows.
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

1
3

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

1
4

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
NOTE 7. COMMITMENTS

Risks and Uncertainties
Management continues to evaluate the impact of theCOVID-19pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00
.
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
The warrants were accounted for as liabilities in accordance with ASC815-40and are presented within warrant liabilities on our accompanying condensed balance sheet as of September 30, 2021. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
NOTE 12. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

1
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified misstatements made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A Ordinary shares subject to possible redemption. We previously determined the Class A Ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A Ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A Ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A Ordinary shares subject to possible redemption, resulting in the Class A Ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A Ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A Ordinary shares.
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

1
6

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
paid-in
capital and accumulated deficit.
Warrant Liabilities
We account for the warrants in accordance with the guidance contained in ASC815-40under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model as of the Initial Public Offering and based on the observed price for Public Warrants as of September 30, 2021.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
Changes in Internal Control over Financial Reporting
The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our final prospectus for our Initial Public Offering filed with the SEC on January 25, 2021 and in our Quarterly Reports for the quarterly periods ended March 31, 2021 and June 30, 2021 filed on Form
10-Q
with the SEC on May 24, 2021 and August 9, 2021, respectively, other than the risk factor described below.
We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.
Following the filing of the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021 originally filed with the SEC on November 8, 2021, the Company reevaluated the classification of its Class A ordinary shares subject to possible redemption. After discussion and evaluation, the Company concluded that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021 should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity.
As part of such process, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and application of ASC
480-10-S99-3A
to our accounting classification of Class A ordinary shares subject to possible redemption. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of this material weakness, and the material weaknesses disclosed in our Quarterly Reports on Form
10-Q
as filed with the SEC on May 24, 2021 and August 9, 2021, respectively, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 26, 2021, we consummated the Initial Public Offering of 34,500,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $345,000,000. The securities in the offering were registered under the Securities Act on registration statement
onFormS-1(No.333-252313).The
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
10-Q
for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK CREEK INVESTMENT CORP.

Date: January 7, 2022	By:	/s/ Robert F. Savage
	Name:	Robert F. Savage
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 7, 2022	By:	/s/ Lauren Ores
	Name:	Lauren Ores
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)