Form 10-Q
period 2022-03-31
Jack Creek Investment Corp.
filed 2022-05-12
CIK 1822312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31,
2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-39602

JACK CREEK INVESTMENT CORP
.
(Exact Name of Registrant as Specified in
Its
Charter)

Cayman Islands	365269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
386 Park Avenue South, FL 20
New York, NY 10016
(Address of principal executive offices)
(
212
)710-5060
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
12
, 2022, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JACK CREEK INVESTMENT CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
JACK CREEK INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited )
Current assets
Cash	$326,399	$89,920
Prepaid expenses	366,167	426,875

Total current assets	692,566	516,795
Investments held in Trust Account	345,073,392	345,068,571

TOTAL ASSETS	$345,765,958	$345,585,366

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$907,333	$754,761
Convertible promissory note – related party	370,100	—

Total current liabilities	1,277,433	754,761
Warrant liabilities	5,729,750	14,385,670
Deferred underwriting fee payable	12,075,000	12,075,000

TOTAL LIABILITIES	19,082,183	27,215,431

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	345,000,000	345,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; excluding 34,500,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(18,317,088)	(26,630,928)

Total Shareholders’ Deficit	(18,316,225)	(26,630,065)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$345,765,958	$345,585,366

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Operating and formation costs	$476,801	$1,847,546

Loss from operations	(476,801)	(1,847,546)
Other income:
Change in fair value of warrant liabilities	8,655,920	22,683,500
Change in fair value of convertible promissory note	129,900	—
Loss on initial issuance of Private Placement Warrants	—	(3,948,000)
Interest earned on investments held in Trust Account	4,821	29,941

Total other income, net	8,790,641	18,765,441

Net income	$8,313,840	$16,917,895

Weighted average shares outstanding, Class A ordinary shares	34,500,000	24,533,333

Basic and diluted net income per share, Class A ordinary shares	$0.19	$0.52

Weighted average shares outstanding, Class B ordinary shares	8,625,000	8,300,000

Basic net income per share, Class B ordinary shares	$0.19	$0.52

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – January 1, 2022	8,625,000	$863	$—	$(26,630,928)	$(26,630,065)
Net income	—	—	—	8,313,840	8,313,840

Balance – March 31, 2022 (unaudited)	8,625,000	$863	$—	$(18,317,088)	$(18,316,225)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – January 1, 2021	8,625,000	$863	$24,137	$(16,565)	$8,435
Accretion for Class A ordinary shares to redemption amount	—	—	(24,137)	(41,728,006)	(41,752,143)
Net income	—	—	—	16,917,895	16,917,895

Balance – March 31, 2021 (unaudited)	8,625,000	$863	$—	$(24,826,676)	$(24,825,813)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$8,313,840	$16,917,895
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,821)	(29,941)
Change in fair value of warrant liabilities	(8,655,920)	(22,683,500)
Loss on initial issuance of Private Placement Warrants	—	3,948,000
Change in fair value of Convertible Note	(129,900)	—
Transaction costs associated with sale of warrants in IPO	—	1,360,701
Changes in operating assets and liabilities:
Prepaid expenses	60,708	(1,130,199)
Accounts payable and accrued expenses	152,572	197,719

Net cash used in operating activities	(263,521)	(1,419,325)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	9,400,000
Proceeds from convertible promissory note – related party	500,000	—
Repayment of promissory note – related party	—	(114,031)
Payment of offering costs	—	(543,813)

Net cash provided by financing activities	500,000	346,842,156

Net Change in Cash	236,479	422,831
Cash – Beginning of period	89,920	—

Cash – End of period	$326,399	$422,831

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on January 26, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
Liquidity
As of March 31, 2022, we had cash of $326,399. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
On February 16, 2022 we entered into a $1,500,000 convertible promissory note (“Convertible Note”) with the Sponsor in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, The Convertible Note accrues no interest and is payable upon completion of a Business Combination. The Convertible Note’s entire or partial balance can be converted into warrants at the discretion of the Sponsor at the time of Business Combination. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the aggregate balance of the Convertible Note is $500,000 with an available balance for withdrawal of $1,000,000.
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 26, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 21, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the
34,500,000
Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(23,460,000)
Class A ordinary shares issuance costs	(18,292,143)
Plus:
Accretion of carrying value to redemption value	41,752,143
Class A ordinary shares subject to possible redemption	$345,000,000
Convertible Promissory Note
The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash
gain or loss on the condensed statements of operations (see Note 5).
Warrant Liabilities
The Company accounts for the warrants in accordance with the guidance contained in ASC
815-40
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Public Warrants (as defined in Note 3) for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants were valued based on the observed price for Public Warrants when they detached as they have the same terms.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is allocated pro rata between the two share classes. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$6,651,072	$1,662,768	$12,641,189	$4,276,706
Denominator:
Basic weighted average shares outstanding	34,500,000	8,625,000	24,533,333	8,300,000
Basic net income per ordinary share	$0.19	$0.19	$0.52	$0.52
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of
$250,000.
The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
Recent Accounting Standards
In August 2020, FASB issued ASU
2020-06,
“Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU2020-06”),
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
Class A ordinary share and
one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,400,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.42 per share of the Private Placement Warrants and the purchase price
 of $1.00 per share, the Company recorded a charge of $3,948,000 as of the date of the
Private Placement
issuance
which is included in the condensed statements of operations for the three months ended March 31, 2021.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A)
 one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
On September 25, 2020, the Sponsor transferred 25,000 Class B ordinary shares to each of the independent directors. On March 8, 2021, the Sponsor transferred 25,000 Class B ordinary shares to an additional independent director. Subsequent to these transfers, the Sponsor held 8,550,000 Class B ordinary shares.
Administrative Support Agreement
Commencing on January 21, 2021, the Company entered into an agreement pursuant to which it will pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $23,226, respectively, in fees for these services, of which
$10,000 and $10,000
are included in accrued expenses in the accompanying condensed balance sheets, respectively.
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
Convertible Promissory Note – Related Party
On February 16, 2022, the Company entered a $1,500,000 convertible promissory note (“Convertible Note”) with the Sponsor in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. The Convertible Note shall accrue no interest and be payable upon the Company’s initial Business Combination. The Convertible Note’s entire or partial balance can be converted into warrants at a price of $1.00 per warrant at the discretion of the Sponsor at the time of Business Combination. As of March 21, 2022, the aggregate outstanding borrowings under the Convertible Note was $500,000 with an available balance for withdrawal of $1,000,000.
The Convertible Note was valued using the fair value method.

The discounted cash flow method was used to value the debt component of the Convertible Note and the Black Scholes Option Pricing Model was used to value the debt conversion option.
The convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter.

Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the note as of March 31, 2022 was
 $370,100, which resulted in a change in fair value of the Convertible Note of $129,900 recorded in the condensed statement of operations for the three months ended March 31, 2022 (see Note 10).

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
Registration Rights
Pursuant to a registration and shareholders rights agreement entered into on January 21, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Convertible Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Convertible Note) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 34,500,000
Class A ordinary shares issued and outstanding which are subject to possible redemption and presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $
0.0001
per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of the Convertible Note. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
NOTE 9. WARRANTS
As of March 31, 2022 and December 31, 2021, there are
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and ben on-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 10. FAIR VALUE MEASUREMENTS
At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $345,073,392 and $345,068,571
in money market funds invested in U.S. Treasury securities, respectively. During the three months ended March 31, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$345,068,571	$345,068,571	$—	$—
Liabilities:
Warrant Liabilities – Public Warrants	$9,311,550	$9,311,550	$—	$—
Warrant Liabilities – Private Placement Warrants	$5,074,120	$—	$5,074,120	$—

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$345,073,392	$345,073,392	$—	$—
Liabilities:
Warrant Liabilities – Public Warrants	$3,708,750	$3,708,750	$—	$—
Warrant Liabilities – Private Placement Warrants	$2,021,000	$—	$2,021,000	$—
Convertible Note – Related Party	$370,100	$—	$—	$370,100
The warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities on the Company’s accompanying condensed balance sheets as of March 31, 2022 and December 31, 2021. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Private Placement Warrants were valued using the Black Scholes Option Pricing Model as of January 26, 2021. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. During the year December 31, 2021, the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.
The Binomial Lattice Model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs and are classified as Level 1 as of March 31, 2022 due to being publicly traded.
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
The following table presents the changes in the fair value of Level 3 warrant liabilities at March 31, 2021:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 26, 2021	13,348,000	23,460,000	36,808,000
Change in valuation inputs or other assumptions	(8,366,000)	(14,317,500)	(22,683,500)
Transfer to Level 1	—	(9,142,500)	(9,142,500)

Fair value as of March 31, 2021	$4,982,000	$—	$4,982,000

The following table presents the changes in the fair value of the Level 3 Convertible Note at March 31, 2022:

Fair value as of January 1, 2022	$—
Amount borrowed February 16, 2022	500,000
Change in fair value	(129,900)
Fair value as of March 31, 2022	$370,100
The Convertible Note was measured at fair value as of the date of the initial borrowing on February 16, 2022, and as of March 31, 2022. The discounted cash flow method was used to value the debt component of the Convertible Note and the Black Scholes Option Pricing Model was used to value the debt conversion option.
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during three months ended March 31, 2022 for the Convertible Note.
The following table represents key inputs for the fair value of the Convertible Note:

At March 31, 2022
Stock price	$9.81
Strike price	$11.50
Term (in years)	5.31
Volatility	5.4%
Risk-free rate	2.42%

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $8,313,840, which consists of the change in fair value of warrant liabilities of $8,655,920, change in fair value of convertible note of $129,900, interest income on investments held in the Trust Account of $4,821, offset by operating costs of $476,801.
For the three months ended March 31, 2021, we had a net income of $16,917,895, which consists of the change in fair value of warrant liabilities of $22,683,500, interest income on investments held in the Trust Account of $29,941 and a loss on issuance of private warrants of $3,948,000 offset by operating costs of $1,847,546.
Liquidity Capital Resources
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

For the three months ended March 31, 2022, cash used in operating activities was $263,521. Net income of $8,313,840 was affected by interest earned on investments held in the Trust Account of $4,821, the change in the fair value of the warrant liabilities of $8,655,920 and change in fair value of convertible note of $129,900. Changes in operating assets and liabilities provided $213,280 of cash from operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $1,419,325. Net income of $16,917,895 was affected by interest earned on investments held in the Trust Account of $29,941, the change in the fair value of the warrant liabilities of $22,683,500, the loss on initial issuance of private warrants of $3,948,000, and transaction costs associated with sale of warrant liabilities in the Initial Public Offering of $1,360,701. Changes in operating assets and liabilities used $932,480 of cash from operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $345,073,392 (including approximately $73,392 of interest income and realized gains) consisting of money market funds invested in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $326,399. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
On February 16, 2022 we entered into a $1,500,000 convertible promissory note (“Convertible Note”) with the Sponsor in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, The Convertible Note accrues no interest and is payable upon completion of a Business Combination. The Convertible Note’s entire or partial balance can be converted into warrants at the discretion of the Sponsor at the time of Business Combination. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the aggregate balance of the Convertible Note is $500,000 with an available balance for withdrawal of $1,000,000.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 26, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2022, the 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
Convertible Promissory Note
The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash
gain or loss on the condensed statements of operations.
Warrant Liabilities
We account for the warrants in accordance with the guidance contained in
ASC815-40
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model as of the Initial Public Offering and based on the observed price for Public Warrants as of March 31, 2022.
Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is allocated pro rata between the two share classes. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
“Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU2020-06”),
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form
10-K
filed with the SEC on March 21, 2022, other than the risk factors described below which were previously disclosed in our Annual Report on Form
10-K
filed the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in Business Combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed Business Combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection therewith, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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
As a result, included on our balance sheet as of March 31, 2022 contained elsewhere in this Form
10-Q
are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification
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
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation:

•	restrictions on the nature of our investments,

•	restrictions on the issuance of securities, and

•	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination.
In addition, we may have imposed upon us burdensome requirements, including, without limitation:

•	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial Business Combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial Business Combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial Business Combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.
We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of (i) the completion of our primary business objective, which is a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months after the closing of our Initial Public Offering; and (iii) absent a Business Combination, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. Because we have invested only in permitted investments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a Business Combination and may not be able to complete our Business Combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we are unable to complete our Business Combination within the required period, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments. In such an event, our public shareholders may receive less than $10.00 per share upon such a distribution and our redeemable warrants will expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description of Exhibits

10.1	Promissory Note, dated February 16, 2022, issued by Jack Creek Investment Corp. to JCIC Sponsor LLC (incorporated by reference to Exhibit 10.1 filed to the Company’s current report on Form 8-K by the Registrant on February 22, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK CREEK INVESTMENT CORP.

Date: May 12, 2022	By:	/s/ Robert F. Savage
	Name:	Robert F. Savage
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Lauren Ores
	Name:	Lauren Ores
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)