Form 10-Q
period 2022-06-30
Jack Creek Investment Corp.
filed 2022-08-15
CIK 1822312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
                t
o

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
As of August 15,
2022, there were
34,500,000
Class A ordinary shares, $0.0001 par value and
8,625,000
Class B ordinary shares, $0.0001 par value, issued and outstanding.

JACK CREEK INVESTMENT CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
JACK CREEK INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited )
Current assets
Cash	$92,169	$89,920
Prepaid expenses	254,042	426,875

Total current assets	346,211	516,795
Investments held in Trust Account	345,330,530	345,068,571

TOTAL ASSETS	$345,676,741	$345,585,366

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,706,082	$754,761
Convertible promissory note – related party	296,200	—

Total current liabilities	3,002,282	754,761
Warrant liabilities	2,132,000	14,385,670
Deferred underwriting fee payable	12,075,000	12,075,000

TOTAL LIABILITIES	17,209,282	27,215,431

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at approximately $10.01 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	345,330,530	345,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding excluding 34,500,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(16,863,934)	(26,630,928)

Total Shareholders’ Deficit	(16,863,071)	(26,630,065)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$345,676,741	$345,585,366

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating and formation costs	$2,145,104	$764,329	$2,621,905	$2,611,875

Loss from operations	(2,145,104)	(764,329)	(2,621,905)	(2,611,875)
Other income (expense):
Change in fair value of warrant liabilities	3,597,750	(7,480,116)	12,253,670	15,203,384
Change in fair value of convertible promissory note	73,900	—	203,800	—
Loss on initial issuance of Private Placement Warrants	—	—	—	(3,948,000)
Interest earned on investments held in Trust Account	257,138	27,425	261,959	57,366

Total other income (expense), net	3,928,788	(7,452,691)	12,719,429	11,312,750

Net income (loss)	$1,783,684	$(8,217,020)	10,097,524	8,700,875

Weighted average shares outstanding, Class A ordinary shares	34,500,000	34,500,000	34,500,000	29,544,199

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$(0.19)	0.23	0.23

Weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,463,398

Basic net income (loss) per share, Class B ordinary shares	$0.04	$(0.19)	0.23	0.23

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – January 1, 2022	8,625,000	$863	$—	$(26,630,928)	$(26,630,065)
Net income	—	—	—	8,313,840	8,313,840

Balance – March 31, 2022 (unaudited)	8,625,000	$863	$—	$(18,317,088)	$(18,316,225)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(330,530)	(330,530)
Net income	—	—	—	1,783,684	1,783,684

Balance – June 30, 2022 (unaudited)	8,625,000	$863	$—	$(16,863,934)	$(16,863,071)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – January 1, 2021	8,625,000	$863	$24,137	$(16,565)	$8,435
Accretion for Class A ordinary shares to redemption amount	—	—	(24,137)	(41,728,006)	(41,752,143)
Net income	—	—	—	16,917,895	16,917,895

Balance – March 31, 2021 (unaudited)	8,625,000	$863	$—	$(24,826,676)	$(24,825,813)
Net loss	—	—	—	(8,217,020)	(8,217,020)

Balance – June 30, 2021 (unaudited)	8,625,000	$863	$—	$(33,043,696)	$(33,042,833)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,097,524	$8,700,875
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(261,959)	(57,366)
Change in fair value of warrant liabilities	(12,253,670)	(15,203,384)
Loss on initial issuance of Private Placement Warrants	—	3,948,000
Change in fair value of Convertible Note	(203,800)	—
Transaction costs associated with sale of warrants in IPO	—	1,360,701
Changes in operating assets and liabilities:
Prepaid expenses	172,833	(894,460)
Accounts payable and accrued expenses	1,951,321	633,697

Net cash used in operating activities	(497,751)	(1,511,937)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	9,400,000
Proceeds from convertible promissory note – related party	500,000	—
Repayment of promissory note – related party	—	(114,031)
Payment of offering costs	—	(543,813)

Net cash provided by financing activities	500,000	346,842,156

Net Change in Cash	2,249	330,219
Cash – Beginning of period	89,920	—

Cash – End of period	$92,169	$330,219

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2022
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
Liquidity and Going Concern
As of June 30, 2022, we had cash of $92,169 and a working capital deficit of $2,656,071. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
On February 16, 2022 the Company entered into a $1,500,000 convertible promissory note (“Convertible Note”) with the Sponsor in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. The Convertible Note accrues no interest and is payable upon completion of a Business Combination. The Convertible Note’s entire or partial balance can be converted into warrants at the discretion of the Sponsor at the time of Business Combination. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the aggregate balance of the Convertible Note is $500,000 with an available balance for withdrawal of $1,000,000.
If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 26, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 21, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(23,460,000)
Class A ordinary shares issuance costs	(18,292,143)
Plus:
Accretion of carrying value to redemption value	41,752,143

Class A ordinary shares subject to possible redemption – December 31, 2021	$345,000,000
Plus:
Accretion of carrying value to redemption value	330,530

Class A ordinary shares subject to possible redemption – June 30, 2022	$345,330,530

Convertible Promissory Note
The Company accounts for its Convertible Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under
815-15-25,
an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using the fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Note is recognized as a non-cash
gain or loss on the condensed statements of operations (see Note 5).
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is allocated pro rata between the two share classes. This presentation assumes a business combination as the most likely outcome. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$1,426,947	$356,737	$(6,573,616)	$(1,643,404)	$8,078,019	$2,019,505	$6,763,395	$1,937,480
Denominator:
Basic weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	29,544,199	8,463,398
Basic net income (loss) per ordinary share	$0.04	$0.04	$(0.19)	$(0.19)	$0.23	$0.23	$0.23	$0.23
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities and the Convertible Note (see Note 10).

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
ASU2020-06,
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,400,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.42 per share of the Private Placement Warrants and the purchase price of $1.00 per share, the Company recorded a charge of $3,948,000 as of the date of the Private Placement issuance which is included in the condensed statements of operations for the six months ended June 30, 2021.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Administrative Support Agreement
Commencing on January 21, 2021, the Company entered into an agreement pursuant to which it will pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021, the Company incurred $30,000 and $60,000, $30,000 and $53,226, respectively, in fees for these services, of which $10,000 and $0 are included in accrued expenses in the accompanying condensed balance sheets, respectively.
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
Convertible Promissory Note – Related Party
On February 16, 2022, the Company entered into the $1,500,000 Convertible Note with the Sponsor in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. The Convertible Note shall accrue no interest and be payable upon the Company’s initial Business Combination. The Convertible Note’s entire or partial balance can be converted into warrants at a price of $1.00 per warrant at the discretion of the Sponsor at the time of Business Combination. As of June 30, 2022, the aggregate outstanding borrowings under the Convertible Note was $500,000 with an available balance for withdrawal of $1,000,000. The Convertible Note was valued using the fair value method. The discounted cash flow method was used to value the debt component of the Convertible Note and the Black Scholes Option Pricing Model was used to value the debt conversion option. The convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash
gain or loss on the condensed statements of operations. The fair value of the note as of June 30, 2022 was $296,200, which resulted in a change in fair value of the Convertible Note of $73,900 and $203,800 recorded in the condensed statements of operations for the three and six months ended June 30, 2022 (see Note 10), respectively.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Registration Rights
Pursuant to a registration and shareholders rights agreement entered into on January 21, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Convertible Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Convertible Note) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding which are subject to possible redemption and presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $
0.0001
per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.
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
JUNE 30, 2022
(UNAUDITED)

be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of the Convertible Note. In no event will the Class B ordinary shares convert into Class A ordinary
shares at a rate of less than
one-to-one.
NOTE 9. WARRANTS
As of June 30, 2022 and December 31, 2021, there are 17,250,000 Public Warrants outstanding and 9,400,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2022
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
NOTE 10. FAIR VALUE MEASUREMENTS
At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $345,330,530 and $345,068,571 in money market funds invested in U.S. Treasury securities, respectively. During the three and six months ended June 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$345,330,530	$345,330,530	$—	$—
Liabilities:
Warrant Liabilities – Public Warrants	$1,380,000	$1,380,000	$—	$—
Warrant Liabilities – Private Placement Warrants	$752,000	$—	$752,000	$—
Convertible Note – Related Party	$296,200	$—	$—	$296,200

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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
and are presented within warrant liabilities on the Company’s accompanying condensed balance sheets as of June 30, 2022 and December 31, 2021. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
The Binomial Lattice Model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs and are classified as Level 1 as of June 30, 2022 due to being publicly traded.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the year ended December 31, 2021 was $9,142,500. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the year ended December 31, 2021 was $5,743,400.
The following table presents the changes in the fair value of Level 3 warrant liabilities at June 30, 2022:

Fair value as of January 1, 2022	$—
Amount borrowed February 16, 2022	500,000
Change in fair value	(129,900)

Fair value as of March 31, 2022	$370,100
Change in fair value	(73,900)

Fair value as of June 30, 2022	$296,200

The following table presents the changes in the fair value of the Level 3 Convertible Note at June 30, 2021:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 26, 2021	13,348,000	23,460,000	36,808,000
Change in valuation inputs or other assumptions	(8,366,000)	(14,317,500)	(22,683,500)
Transfer to Level 1	—	(9,142,500)	(9,142,500)
Fair value as of March 31, 2021	$4,982,000	$—	$4,982,000
Change in valuation inputs or other assumptions	2,644,941	—	2,644,941

Fair value as of June 30, 2021	$7,626,941	$—	$7,626,941
The Convertible Note was measured at fair value as of the date of the initial borrowing on February 16, 2022, and as of June 30, 2022. The discounted cash flow method was used to value the debt component of the Convertible Note and the Black Scholes Option Pricing Model was used to value the debt conversion option. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during three and six months ended June 30, 2022 for the Convertible Note.
The following table represents key inputs for the fair value of the Convertible Note:

At June 30, 2022
Stock price	$9.83
Strike price	$11.50
Term (in years)	5.25
Volatility	4.1%
Risk-free rate	2.99%
NOTE 11. SUBSEQUENT EVENTS
On August 3, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Wildfire New PubCo, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“New PubCo”), Wildfire Merger Sub I, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub I”), Wildfire Merger Sub II, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub II”), Wildfire Merger Sub III, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub III”), Wildfire GP Sub IV, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of New PubCo (“Wildfire GP Sub IV” and together with Wildfire Merger Sub I, Wildfire Merger Sub II and Wildfire Merger Sub III, the “Merger Subs”), BTOF (Grannus Feeder) - NQ L.P., a Delaware limited partnership (“Blocker”), and Bridger Aerospace Group Holdings, LLC, a Delaware limited liability company (“Bridger”).
Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, (i) Wildfire Merger Sub I will merge with and into Blocker (the “First Merger”), with Blocker as the surviving entity of the First Merger, upon which Wildfire GP Sub IV will become general partner of such surviving entity, (ii) Wildfire Merger Sub II will merge with and into the Company (the “Second Merger”), with the Company as the surviving company of the Second Merger (the “Second Surviving Company”), and (iii) Wildfire Merger Sub III will merge with and into Bridger (the “Third Merger” and together with First Merger and Second Merger, the “Mergers”), with Bridger as the surviving company of the Third Merger. Following the Mergers, each of Blocker, the Company, and Bridger will be a subsidiary of New PubCo, and New PubCo will become a publicly traded company. At the closing of the Transactions (“Closing”), New PubCo will change its name to Bridger Aerospace Group Holdings, Inc., and its common stock is expected to list on the NASDAQ Capital Market under the ticker symbol “BAER.”
The consideration to be paid to the pre-Closing equityholders of Bridger (other than holders of Series C preferred shares of Bridger (“Bridger Series C Preferred Shares”) and certain excluded shares) and the pre-Closing shareholders of the Company (other than with respect to certain excluded shares) in connection with the Transactions will be shares of common stock of New PubCo (“New PubCo Common Stock”). The consideration to be paid to the pre-Closing holders of Bridger Series C Preferred Shares in connection with the Transactions will be shares of Series A preferred stock of New PubCo, which shares will have rights and preferences that mirror certain rights and preferences currently held by the holders of the Bridger Series C Preferred Shares. Outstanding warrants to purchase shares of Class A ordinary shares of the Company will become entitled to purchase New PubCo Common Stock on the same terms and conditions as the existing warrants of the Company.
The Transactions are expected to be consummated subject to the terms and conditions as further described in the Merger Agreement, including, among others: (i) approval of the Purchaser Shareholder Matters (as defined in the Merger Agreement) by the requisite shareholders of the Company, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of other required regulatory approvals, (iv) there being no governmental order or law in force enjoining or prohibiting the consummation of the Transactions, (v) the Company having at least $5,000,001 of net tangible assets after shareholder redemptions, (vi) the Registration Statement on Form S-4 to be filed by New PubCo having become effective, (vii) the New PubCo Common Stock and warrants to purchase New PubCo Common Stock having been approved for listing on NASDAQ, and (viii) customary bring-down conditions related to the parties’ respective representations, warranties and pre-Closing covenants in the agreement. In addition, the obligation of Bridger and Blocker to consummate the Transactions is conditioned upon, among other items, each of the covenants of the parties to the Sponsor Agreement required to be performed as of or prior to the Closing having been performed in all material respects.
Pursuant to a letter dated July 29, 2022 from J.P. Morgan Securities LLC (“J.P. Morgan”) to the Company, J.P. Morgan notified the Company that, subject to certain conditions, J.P. Morgan waives its entitlement to the payment of any deferred compensation in connection with its role as underwriter in the Initial Public Offering.
The Merger Agreement and related agreements are further described in the Current Report on Form 8-K filed by the Company on August 4, 2022.
On August 10, 2022, the Company made a $300,000 drawdown under the Convertible Note, bringing the aggregate outstanding borrowings under the Convertible Note to $800,000 with an available balance for withdrawal of $700,000.
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described above, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $1,783,684, which consists of the change in fair value of warrant liabilities of $3,597,750, change in fair value of convertible note of $73,900, interest income on investments held in the Trust Account of $257,138, offset by operating costs of $2,145,104.
For the six months ended June 30, 2022, we had a net income of $10,097,524, which consists of the change in fair value of warrant liabilities of $12,253,670, change in fair value of convertible note of $203,800, interest income on investments held in the Trust Account of $261,959, offset by operating costs of $2,621,905.
For the three months ended June 30, 2021, we had a net loss of $8,217,020, which consists of the change in fair value of warrant liabilities of $7,480,116 and operating costs of $764,329, offset by interest income on investments held in the Trust Account of $27,425.
For the six months ended June 30, 2021, we had a net income of $8,700,875, which consists of the change in fair value of warrant liabilities of $15,203,384 and interest income on investments held in the Trust Account of $57,366 offset by operating costs of $2,611,875 and a loss on issuance of private warrants of $3,948,000.
Pending Business Combination
On August 3, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wildfire New PubCo, Inc., a Delaware corporation and our direct, wholly owned subsidiary (“New PubCo”), Wildfire Merger Sub I, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub I”), Wildfire Merger Sub II, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub II”), Wildfire Merger Sub III, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub III”), Wildfire GP Sub IV, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of New PubCo (“Wildfire GP Sub IV” and together with Wildfire Merger Sub I, Wildfire Merger Sub II and Wildfire Merger Sub III, the “Merger Subs”), BTOF (Grannus Feeder) - NQ L.P., a Delaware limited partnership (“Blocker”), and Bridger Aerospace Group Holdings, LLC, a Delaware limited liability company (“Bridger”).
Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, (i) Wildfire Merger Sub I will merge with and into Blocker (the “First Merger”), with Blocker as the surviving entity of the First Merger, upon which Wildfire GP Sub IV will become general partner of such surviving entity, (ii) Wildfire Merger Sub II will merge with and into the Company (the “Second Merger”), with the Company as the surviving company of the Second Merger, and (iii) Wildfire Merger Sub III will merge with and into Bridger (the “Third Merger” and together with First Merger and Second Merger, the “Mergers”), with Bridger as the surviving company of the Third Merger. Following the Mergers, each of Blocker, the Company, and Bridger will be a subsidiary of New PubCo, and New PubCo will become a publicly traded company. At the closing of the Transactions (“Closing”), New PubCo will change its name to Bridger Aerospace Group Holdings, Inc., and its common stock is expected to list on the NASDAQ Capital Market under the ticker symbol “BAER.” The Transactions reflect an implied pro forma enterprise value for Bridger of $869 million.
Founded in 2014 and led by current Chief Executive Officer and former Navy SEAL Tim Sheehy, Bridger is a mission-driven company focused on addressing the year-round threat of economic and environmental damage caused by wildfires. Through its effective, modern and purposefully designed fleet of aircraft, Bridger provides its federal agency and state government client base with a comprehensive range of aerial firefighting solutions. Bridger operates a large and sophisticated fleet of firefighting aircraft, which includes “Super Scoopers” (CL-415EAF), air attack and logistical support aircraft (Next Generation Daher Kodiaks, Pilatus PC-12s, DeHavilland Twin Otter and legacy Twin Commanders), and UAVs (Unmanned Aerial Vehicles). Bridger also offers FireTRAC, an innovative, proprietary data gathering, aerial surveillance and reporting platform that complements its fleet of firefighting assets.
Consummation of the Transactions is subject to customary conditions, representations, warranties and covenants in the Merger Agreement, including, among others, approval by shareholders of the Company, the effectiveness of a registration statement on Form S-4 (the “Form S-4”) to be filed with the SEC in connection with the Transactions, and other customary closing conditions. The Business Combination is expected to close in the fourth quarter of 2022.
In connection with the execution of the Merger Agreement, the Company and the Sponsor, and each of their officers and directors, and New PubCo, entered into a Sponsor Agreement, pursuant to which, among other things, the Sponsor (i) agreed to the forfeiture of certain of its Class B ordinary shares of the Company in the event shareholder redemptions in connection with the Transactions exceed specified levels, (ii) agreed to subject 20% of its Class B ordinary shares of the Company (after taking into account any such forfeitures) to a performance-based vesting schedule, upon the terms and subject to the conditions set forth therein and (iii) agreed not to transfer any ordinary shares or warrants of the Company until the earlier of the Closing and termination of the Merger Agreement in accordance with its terms.
The Merger Agreement and related agreements are further described in the Current Report on Form 8-K filed by the Company on August 4, 2022.
Other than as specifically discussed, this report does not assume the closing of the Business Combination or the Transactions contemplated by the Merger Agreement.
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

For the six months ended June 30, 2022, cash used in operating activities was $497,751. Net income of $10,097,524 was affected by interest earned on investments held in the Trust Account of $261,959, the change in the fair value of the warrant liabilities of $12,253,670 and change in fair value of the convertible note of $203,800. Changes in operating assets and liabilities provided $2,124,154 of cash from operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $1,511,937. Net income of $8,700,875 was affected by interest earned on investments held in the Trust Account of $57,366, the change in the fair value of the warrant liabilities of $15,203,384, the loss on initial issuance of private warrants of $3,948,000, and transaction costs associated with the warrants issued at the time of the Initial Public Offering of $1,360,701. Changes in operating assets and liabilities used $260,763 of cash from operating activities.
As of June 30, 2022, we had marketable securities held in the Trust Account of $345,330,530 (including approximately $330,530 of interest income and realized gains) consisting of money market funds invested in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash of $92,169. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Going Concern
As of June 30, 2022, we had cash of $92,169 and a working capital deficit of $2,656,071. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
On February 16, 2022 the Company entered into a $1,500,000 convertible promissory note (“Convertible Note”) with the Sponsor in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. The Convertible Note accrues no interest and is payable upon completion of a Business Combination. The Convertible Note’s entire or partial balance can be converted into warrants at the discretion of the Sponsor at the time of Business Combination. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the aggregate balance of the Convertible Note is $500,000 with an available balance for withdrawal of $1,000,000.
If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 26, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2022, the 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
Convertible Promissory Note
We account for the Convertible Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under
815-15-25,
an election can made be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using the fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Note is recognized as a non-cash
gain or loss on the condensed statements of operations.
Warrant Liabilities
We account for the warrants in accordance with the guidance contained in
ASC815-40
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model as of the Initial Public Offering and based on the observed price for Public Warrants as of June 30, 2022.
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
ASU2020-06,
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the previously identified material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of June 30, 2022, and we believe we have remediated the prior material weakness in internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Except as described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As a result, included on our condensed balance sheet as of June 30, 2022 contained elsewhere in this Form
10-Q
are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification
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
10-Q
for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK CREEK INVESTMENT CORP.

Date: August 15, 2022	By:	/s/ Robert F. Savage
	Name:	Robert F. Savage
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Lauren Ores
	Name:	Lauren Ores
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)