Form 10-Q
period 2022-09-30
Jack Creek Investment Corp.
filed 2022-11-04
CIK 1822312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
4
,

2022, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

JACK CREEK INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	2
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
Part III. Signatures	27

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
JACK CREEK INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash	$52,411	$89,920
Prepaid expenses	141,917	426,875

Total current assets	194,328	516,795
Investments held in Trust Account	347,128,616	345,068,571

TOTAL ASSETS	$347,322,944	$345,585,366

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,445,442	$754,761
Convertible Note – related party	589,100	—

Total current liabilities	6,034,542	754,761
Warrant liabilities	6,929,000	14,385,670
Deferred underwriting fee payable	12,075,000	12,075,000

TOTAL LIABILITIES	25,038,542	27,215,431

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at approximately $10.06 and $ 10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	347,128,616	345,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding excluding 34,500,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(24,845,077)	(26,630,928)

Total Shareholders’ Deficit	(24,844,214)	(26,630,065)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$347,322,944	$345,585,366

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating and formation costs	$3,191,243	$424,058	$5,813,148	$3,035,933

Loss from operations	(3,191,243)	(424,058)	(5,813,148)	(3,035,933)

Other income (expense):
Change in fair value of warrant liabilities	(4,797,000)	5,338,716	7,456,670	20,542,100
Change in fair value of Convertible Note – related party	(72,900)	—	130,900	—
Loss on initial issuance of Private Placement Warrants	—	—	—	(3,948,000)
Interest earned on investments held in Trust Account	1,798,086	4,440	2,060,045	61,806

Total other (expense) income, net	(3,071,814)	5,343,156	9,647,615	16,655,906

Net (loss) income	$(6,263,057)	$4,919,098	$3,834,467	$13,619,973

Weighted average shares outstanding, Class A ordinary shares	34,500,000	34,500,000	34,500,000	31,329,044

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.15)	$0.11	$0.09	$0.34

Weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,517,857

Basic net (loss) income per share, Class B ordinary shares	$(0.15)	$0.11	$0.09	$0.34

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – January 1, 2022	8,625,000	$863	$—	$(26,630,928)	$(26,630,065)
Net income	—	—	—	8,313,840	8,313,840

Balance – March 31, 2022 (unaudited)	8,625,000	863	—	(18,317,088)	(18,316,225)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(330,530)	(330,530)
Net income	—	—	—	1,783,684	1,783,684

Balance – June 30, 2022 (unaudited)	8,625,000	863	—	(16,863,934)	(16,863,071)
Cash provided in excess of fair value of Convertible Note – related party	—	—	80,000	—	80,000
Accretion for Class A ordinary shares to redemption amount	—	—	(80,000)	(1,718,086)	(1,798,086)
Net loss	—	—	—	(6,263,057)	(6,263,057)

Balance – September 30, 2022 (unaudited)	8,625,000	$863	$—	$(24,845,077)	$(24,844,214)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance – January 1, 2021	8,625,000	$863	$24,137	$(16,565)	$8,435
Accretion for Class A ordinary shares to redemption amount	—	—	(24,137)	(41,728,006)	(41,752,143)
Net income	—	—	—	16,917,895	16,917,895

Balance – March 31, 2021 (unaudited)	8,625,000	863	—	(24,826,676)	(24,825,813)
Net loss	—	—	—	(8,217,020)	(8,217,020)

Balance – June 30, 2021 (unaudited)	8,625,000	863	—	(33,043,696)	(33,042,833)
Net income	—	—	—	4,919,098	4,919,098

Balance – September 30, 2021 (unaudited)	8,625,000	$863	$—	$(28,124,598)	$(28,123,735)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JACK CREEK INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,834,467	$13,619,973
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,060,045)	(61,806)
Change in fair value of warrant liabilities	(7,456,670)	(20,542,100)
Loss on initial issuance of Private Placement Warrants	—	3,948,000
Change in fair value of Convertible Note – related party	(130,900)	—
Transaction costs associated with sale of warrants in IPO	—	1,360,701
Changes in operating assets and liabilities:
Prepaid expenses	284,958	(658,409)
Accounts payable and accrued expenses	4,690,681	741,586

Net cash used in operating activities	(837,509)	(1,592,055)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	9,400,000
Proceeds from Convertible Note – related party	800,000	—
Repayment of promissory note – related party	—	(114,031)
Payment of offering costs	—	(543,813)

Net cash provided by financing activities	800,000	346,842,156

Net Change in Cash	(37,509)	250,101
Cash – Beginning of period	89,920	—

Cash – End of period	$52,411	$250,101

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Jack Creek Investment Corp. (“JCIC” or the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 18, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Business Combination
On August 3, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Wildfire New PubCo, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“New PubCo”), Wildfire Merger Sub I, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub I”), Wildfire Merger Sub II, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub II”), Wildfire Merger Sub III, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub III”), Wildfire GP Sub IV, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of New PubCo (“Wildfire GP Sub IV” and together with Wildfire Merger Sub I, Wildfire Merger Sub II and Wildfire Merger Sub III, the “Merger Subs”), BTOF (Grannus Feeder)—NQ L.P., a Delaware limited partnership (“Blocker”), and Bridger Aerospace Group Holdings, LLC, a Delaware limited liability company (“Bridger”).
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
The consideration to be paid to the
pre-Closing
equity holders of Bridger (other than holders of Series C preferred shares of Bridger (“Bridger Series C Preferred Shares”) and certain excluded shares) and the pre-Closing
shareholders of the Company (other than with respect to certain excluded shares) in connection with the Transactions will be shares of common stock of New PubCo (“New PubCo Common Stock”). The consideration to be paid to the pre-Closing
holders of Bridger Series C Preferred Shares in connection with the Transactions will be shares of Series A preferred stock of New PubCo, which shares will have rights and preferences that mirror certain rights and preferences currently held by the holders of the Bridger Series C Preferred Shares. Outstanding warrants to purchase shares of Class A ordinary shares of the Company will become entitled to purchase New PubCo Common Stock on the same terms and conditions as the existing warrants of the Company.
The Transactions are expected to be consummated subject to the terms and conditions as further described in the Merger Agreement, including, among others, (i) approval of the Purchaser Shareholder Matters (as defined in the Merger Agreement) by the requisite shareholders of the Company, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of other required regulatory approvals, (iv) there being no governmental order or law in force enjoining or prohibiting the consummation of the Transactions, (v) the Company having at least
$5,000,001 of net tangible assets after shareholder redemptions, (vi) the Registration Statement on
Form S-4
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
filed by the Company on August 4, 2022.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Liquidity and Going Concern
As of September 30, 2022, the Company had cash of
$52,411 and a working capital deficit of $6,051,114
. The Company intends to use the funds held outside the Trust Account primarily to perform business due diligence, travel to and from the offices, review corporate documents and material agreements, and structure, negotiate and complete the Business Combination with Bridger.
On February 16, 2022, the Company entered into a
$1,500,000 convertible promissory note (“Convertible Note”) with the Sponsor in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. The Convertible Note accrues no interest and is payable upon completion of a Business Combination. The Convertible Note’s entire or partial balance can be converted into warrants at the discretion of the Sponsor at the time of Business Combination. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the aggregate balance of the Convertible Note is $800,000 with an available balance for withdrawal of $700,000. Pursuant to the terms of the Sponsor Agreement, if the balance of the Trust Account after deducting all amounts payable in respect of the redemption of the JCIC Class A Ordinary Shares is less than $50,000,000, then immediately prior to the Business Combination, each of the Company and the Sponsor have agreed to convert any outstanding balance of the Convertible Note into a number of JCIC Class A Ordinary Shares equal to the amount of such outstanding balance divided by $10.00, rounded up to the nearest whole share.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 26, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The
 accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article
8
of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The
 accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March
21
,
2022
. The interim results for the three and nine months ended September
30
,
2022
are not necessarily indicative of the results to be expected for the year ending December
31
,
2022
or for any future periods.
Principals of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. A total of
$19,652,845 in offering costs w
as
 incurred. Of these offering costs
,
$18,292,144 w
as
related to the Initial Public Offering and charged to temporary equity. Offering costs allocable to Public Warrants and Private Placement Warrants were $1,335,171 and $25,530, respectively, and expensed at the date of Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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
capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(23,460,000)
Class A ordinary shares issuance costs	(18,292,143)
Plus:
Accretion of carrying value to redemption value	41,752,143

Class A ordinary shares subject to possible redemption – December 31, 2021	345,000,000
Plus:
Accretion of carrying value to redemption value	2,128,616

Class A ordinary shares subject to possible redemption – September 30, 2022	$347,128,616

Convertible Promissory Note
The Company accounts for its Convertible Note under ASC 815, “Derivatives and Hedging” Under ASC 815-15-25, an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using the fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Note are recognized as a non-cash
gain or loss on the condensed consolidated statements of operations (see Note 5).
Warrant Liabilities
The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. The Public Warrants (as defined in Note 3) for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model prior to the detachment of the Public Warrants from the Units and based on the observed price for Public Warrants when they detached as they have the same terms.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Net (Loss) Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. (Loss) income is allocated pro rata between the two share classes. This presentation assumes a business combination as the most likely outcome. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events.
The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net (loss) income	$(5,010,446)	$(1,252,611)	$3,935,278	$983,820	$3,067,574	$766,893	$10,708,505	$2,911,468
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	31,329,044	8,517,857
Basic and diluted net (loss) income per ordinary share	$(0.15)	$(0.15)	$0.11	$0.11	$0.09	$0.09	$0.34	$0.34
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, other than the warrant liabilities and the Convertible Note (see Note 10).
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Recent Accounting Standards
In August 2020, FASB issued ASU
2020-06,
“Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity
(Subtopic 815-40)”
(“ASU 2020-06”),
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,400,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.42 per share of the Private Placement Warrants and the purchase price of $1.00 per share, the Company recorded a charge of $3,948,000 as of the date of the Private Placement issuance which is included in the condensed consolidated statements of operations for the nine months ended September 30, 2021.
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
Pursuant to the terms of a Sponsor Agreement, the Sponsor agreed to a forfeiture, effective as of immediately prior the completion of the Business Combination, of the number of JCIC Class B Ordinary Shares equal to the sum of (a) 8,550,000 minus the number of “Available Sponsor Shares” and (b) if the amount remaining in the Trust Account after allocation funds payable in respect of the redemption of the JCIC Class A Ordinary Shares is less than $20,000,000, (i) the excess of the aggregate of fees and expenses for legal counsel, accounting advisors, external auditors and financial advisors incurred by JCIC in connection with the Transactions prior to completion of the Business Combination, but excluding any deferred underwriting fees, over $6,500,000, if any, divided by (ii) $10.00.
“Available Sponsor Shares” means (i) if the Trust Account is less than or equal to
 $50,000,000, after deducting all amounts payable in respect of the redemption of the JCIC Class A Ordinary Shares, 4,275,000 JCIC Class B Ordinary Shares and (ii) if the Trust Account is greater than $50,000,000, after deducting all amounts payable in respect of the redemption of the JCIC Class A Ordinary Shares, a number of JCIC Class B Ordinary Share equal to (A) 8,550,000, multiplied (B)(1) the amount in the Trust Account after deducting all amounts payable in respect of the JCIC Shareholder Redemption, divided by (2) $100,000,000; provided, that, in no event shall the Available Sponsor Shares exceed 8,550,000.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Administrative Support Agreement
Commencing on January 21, 2021, the Company entered into an agreement pursuant to which it will pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000, respectively. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $83,226, respectively, in fees for these services, of which $10,000 are included in accrued expenses in the accompanying condensed consolidated balance sheets.
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
Convertible Promissory Note – Related Party
On February 16, 2022, the Company entered into the $1,500,000 Convertible Note with the Sponsor in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. The Convertible Note shall accrue no interest and be payable upon the Company’s initial Business Combination. The Convertible Note’s entire or partial balance can be converted into warrants at a price of $1.00 per warrant at the discretion of the Sponsor at the time of Business Combination. As of September 30, 2022, the aggregate outstanding borrowings under the Convertible Note was $800,000 with an available balance for withdrawal of $700,000. Pursuant to the terms of the Sponsor Agreement, if the balance of the Trust Account after deducting all amounts payable in respect of the redemption of the JCIC Class A Ordinary Shares is less than $50,000,000, then immediately prior to the Business Combination, each of the Company and the Sponsor have agreed to convert any outstanding balance of the Convertible Note into a number of JCIC Class A Ordinary Shares equal to the amount of such outstanding balance divided by $10.00, rounded up to the nearest whole share. The Convertible Note was valued using the fair value method. The discounted cash flow method was used to value the debt component of the Convertible Note and the Black Scholes Option Pricing Model was used to value the debt conversion option. The convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash
gain or loss on the condensed consolidated statements of operations. The fair value of the note as of September 30, 2022 was $589,100, which resulted in a change in fair value of the Convertible Note of $72,900 and $130,900 recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 (see Note 10), respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Registration Rights
Pursuant to a registration and shareholders rights agreement entered into on January 21, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Convertible Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Convertible Note) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On July 29, 2022, J.P. Morgan Securities LLC (“J.P. Morgan”) notified the Company that, subject to certain conditions, J.P. Morgan waives its entitlement to the payment of its portion of any deferred compensation in connection with its role as underwriter in the Initial Public Offering.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding which are subject to possible redemption and presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001

p
er share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of the Convertible Note. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
NOTE 9. WARRANTS
As of September 30, 2022 and December 31, 2021, there are 17,250,000 Public Warrants outstanding and 9,400,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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
NOTE 10. FAIR VALUE MEASUREMENTS
At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $347,128,616 and $345,068,571 in money market funds invested in U.S. Treasury securities, respectively. During the three and nine months ended September 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$347,128,616	$347,128,616	$—	$—
Liabilities:
Warrant Liabilities – Public Warrants	$4,485,000	$4,485,000	$—	$—
Warrant Liabilities – Private Placement Warrants	$2,444,000	$—	$2,444,000	$—
Convertible Note – Related Party	$589,100	$—	$—	$589,100

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$345,068,571	$345,068,571	$—	$—
Liabilities:
Warrant Liabilities – Public Warrants	$9,311,550	$9,311,550	$—	$—
Warrant Liabilities – Private Placement Warrants	$5,074,120	$—	$5,074,120	$—
The warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Company’s accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

JACK CREEK INVESTMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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
The Binomial Lattice Model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs and are classified as Level 1 as of September 30, 2022 due to being publicly traded.
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
The following table presents the changes in the fair value of Level 3 liabilities at September 30, 2022:

Fair value as of January 1, 2022	$—
Amount borrowed at February 16, 2022	500,000
Change in fair value as of March 31, 2022	(129,900)

Fair value as of March 31, 2022	370,100
Change in fair value as of June 30, 2022	(73,900)

Fair value as of June 30, 2022	296,200
Amount borrowed at August 10, 2022	300,000
Cash provided in excess of fair value of promissory note at August 10, 2022	(80,000)
Change in fair value as of September 30, 2022	72,900

Fair value as of September 30, 2022	$589,100

The following table presents the changes in the fair value of the Level 3 liabilities at September 30, 2021:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 26, 2021	13,348,000	23,460,000	36,808,000
Change in valuation inputs or other assumptions	(8,366,000)	(14,317,500)	(22,683,500)
Transfer to Level 1	—	(9,142,500)	(9,142,500)

Fair value as of March 31, 2021	4,982,000	—	4,982,000
Change in valuation inputs or other assumptions	2,644,941	—	2,644,941

Fair value as of June 30, 2021	7,626,941	—	7,626,941
Transfer to Level 2	(5,743,400)		(5,743,400)
Change in valuation inputs or other assumptions	(1,883,541)	—	(1,883,541)

Fair value as of September 30, 2021	$—	$—	$—

The Convertible Note was measured at fair value as of the date of the initial borrowing on February 16, 2022, and as of September 30, 2022. The discounted cash flow method was used to value the debt component of the Convertible Note and the Black Scholes Option Pricing Model was used to value the debt conversion option. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during three and nine months ended September 30, 2022 for the Convertible Note.

The following table represents key inputs for the fair value of the Convertible Note:

At September 30, 2022
Stock price	$9.95
Strike price	$11.50
Term (in years)	5.31
Volatility	1.6%
Risk-free rate	4.01%
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form10-Kfiled with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $6,263,057, which consists of operating and formation costs of $3,191,243, a change in fair value of warrant liabilities of $4,797,000, a change in fair value of convertible note of $72,900, offset by interest income on investments held in the Trust Account of $1,798,086.

For the nine months ended September 30, 2022, we had a net income of $3,834,467, which consists of the change in fair value of warrant liabilities of $7,456,670, change in fair value of convertible note of $130,900, interest income on investments held in the Trust Account of $2,060,045, offset by operating and formation costs of $5,813,148.

For the three months ended September 30, 2021, we had a net income of $4,919,098, which consists of the change in fair value of warrants of $5,338,716 and interest income on marketable securities held in the Trust Account of $4,440 offset by operating and formation costs of $424,058.

For the nine months ended September 30, 2021, we had a net income of $13,619,973, which consists of the change in fair value of warrants of $20,542,100 and interest income on marketable securities held in the Trust Account of $61,806, offset by operating and formation costs of $3,035,933 and the loss on initial issuance of private warrants of $3,948,000. The operating costs included $1,360,701 of offering costs related to the warrant liabilities.

Pending Business Combination

On August 3, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wildfire New PubCo, Inc., a Delaware corporation and our direct, wholly owned subsidiary (“New PubCo”), Wildfire Merger Sub I, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub I”), Wildfire Merger Sub II, Inc., a Delaware corporation and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub II”), Wildfire Merger Sub III, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of New PubCo (“Wildfire Merger Sub III”), Wildfire GP Sub IV, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of New PubCo (“Wildfire GP Sub IV” and together with Wildfire Merger Sub I, Wildfire Merger Sub II and Wildfire Merger Sub III, the “Merger Subs”), BTOF (Grannus Feeder)—NQ L.P., a Delaware limited partnership (“Blocker”), and Bridger Aerospace Group Holdings, LLC, a Delaware limited liability company (“Bridger”).

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

Other than as specifically discussed, this report does not assume the closing of the Business Combination, or the Transactions contemplated by the Merger Agreement.

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

For the nine months ended September 30, 2022, cash used in operating activities was $837,509. Net income of $3,834,467 was affected by interest earned on investments held in the Trust Account of $2,060,045, the change in the fair value of the warrant liabilities of $7,456,670 and change in fair value of the convertible note of $130,900. Changes in operating assets and liabilities provided $4,975,639 of cash from operating activities.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $347,128,616 (including approximately $2,128,616 of interest income and realized gains) consisting of money market funds invested in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $52,411. We intend to use the funds held outside the Trust Account primarily to perform business due diligence, travel to and from the offices, review corporate documents and material agreements, and structure, negotiate and complete the Business Combination with Bridger.

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

Going Concern

As of September 30, 2022, we had cash of $52,411 and a working capital deficit of $6,051,114. We intend to use the funds held outside the Trust Account primarily to perform business due diligence, travel to and from the offices, review corporate documents and material agreements, and structure, negotiate and complete the Business Combination with Bridger.

On February 16, 2022 the Company entered into a $1,500,000 convertible promissory note (“Convertible Note”) with the Sponsor in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. The Convertible Note accrues no interest and is payable upon completion of a Business Combination. The Convertible Note’s entire or partial balance can be converted into warrants at the discretion of the Sponsor at the time of Business Combination. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the aggregate balance of the Convertible Note is $800,000 with an available balance for withdrawal of $700,000.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On July 29, 2022, J.P. Morgan Securities LLC (“J.P. Morgan”) notified the Company that, subject to certain conditions, J.P. Morgan waives its entitlement to the payment of its portion of any deferred compensation in connection with its role as underwriter in the Initial Public Offering.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2022, the 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Convertible Promissory Note

We account for the Convertible Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, an election can made be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using the fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Note is recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

Warrant Liabilities

We account for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available were valued using the Binomial Lattice Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants were valued using the Black Scholes Option Pricing Model as of the Initial Public Offering and based on the observed price for Public Warrants as of September 30, 2022.

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. (Loss) income is allocated pro rata between the two share classes. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our 17,250,000 Public Warrants and 9,400,000 Private Placement Warrants and determined that the warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed consolidated balance sheet as of September 30, 2022 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification815-40, “Derivatives and Hedging – Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of (i) the completion of our primary business objective, which is a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months after the closing of our Initial Public Offering; and (iii) absent a Business Combination, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. Because we have invested only in permitted investments, we believe we are not an investment company. If we are not able to complete our Business Combination within the safe harbor period of the 2022 Proposed Rules, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we are unable to complete our Business Combination within the required period, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments. In such an event, our public shareholders may receive less than $10.00 per share upon such a distribution and our redeemable warrants will expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

Exhibit No.	Description of Exhibits

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101**	The following financial information from the Company’s Quarterly Report on Form10-Qfor the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Changes in Shareholders’ Deficit; (iv) Condensed Consolidated Statement of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK CREEK INVESTMENT CORP.

Date: November 4, 2022	By:	/s/ Robert F. Savage
	Name:	Robert F. Savage
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Lauren Ores
	Name:	Lauren Ores
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)